Form 10-K/A
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SERIES QWS-2
filed 2004-03-30
CIK 1163519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K/A

                                 AMENDMENT NO.1

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


         For the fiscal year ended:                  Commission file number:
           December 31, 2003                                 001-16833

                          MERRILL LYNCH DEPOSITOR, INC.
                 (ON BEHALF OF PREFERREDPLUS TRUST SERIES QWS-2)
             (Exact name of registrant as specified in its charter)

                      Delaware                         13-3891329
                   (State or other                 (I. R. S. Employer
                   jurisdiction of                 Identification No.)
                   incorporation)


                World Financial Center,                    10080
                  New York, New York                     (Zip Code)
                 (Address of principal
                  executive offices)

                       ----------------------------------

       Registrant's telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

PreferredPLUS Trust Certificates Series QWS-2, listed on The New York Stock Exchange

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

Not Applicable.



                       DOCUMENTS INCORPORATED BY REFERENCE

None.


                                EXPLANATORY NOTE

Merrill Lynch Depositor, Inc. (on behalf of PreferredPLUS Trust Series QWS-2) hereby amends its Annual Report for the fiscal year ended December 31, 2003 in its entirety as set forth below.

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

     Item 6.   Selected Financial Data

               Not Applicable.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

               Not Applicable.

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

               Not Applicable.

     Item 8.   Financial Statements and Supplementary Data

               Not Applicable.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

               None.

     Item 9A.  Controls and Procedures

               The Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2003 was filed late and the principal balance of the Class A trust securities as set forth in the distribution report attached thereto as Exhibit
               99.1 was incorrect, therefore such Form 8-K which contained the incorrect principal balance was subsequently amended on Form 8-K/A and filed with the Securities and Exchange Commission on March 1, 2004 in order to rectify such error. The Registrant's annual report on Form 10-K filed with the Securities and

               Exchange Commission on January 26, 2004 for the fiscal year ended December 31, 2003, and as amended hereby, did not include as an exhibit (i) a trustee report on compliance with the Standard Terms for Trust Agreements dated February 20, 1998, as amended, between the Registrant and the Trustee, (ii) an independent accountants' report attesting to management's assertion that the Registrant complied with its PPLUS Minimum Servicing Standards and (iii) a certification by the chief executive officer of the Registrant certifying to such compliance with servicing standards. The Registrant has revised its procedures so as to provide reasonable assurance that its future Exchange Act filings will be filed within the applicable time periods.


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

     Item 14.  Principal Accounting Fees and Services

               Not Applicable.

     PART IV

     Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

               (a)(1) Financial Statements: Not Applicable

               (a)(2) Financial Statement Schedules: Not Applicable

               (a)(3) List of Exhibits

               The following exhibits are filed as part of, and incorporated by reference into, this Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K:

                  31.1 Certification of President of Registrant dated March 30, 2004, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

                  99.1. Trustee's Annual Compliance Certificate dated March 30, 2004.

                  99.2. Independent Accountants' Report dated March 30, 2004, Management's Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 30, 2004 and PPLUS Minimum Servicing Standards.

               (b)  Reports on Form 8-K

                    Trustee's report in respect of the February 18, 2003 distribution to holders of the PreferredPLUS Trust Certificates Series QWS-2 incorporated herein by reference as Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2003 as amended on Form 8-K/A filed with the Securities and Exchange Commission on March 2, 2004.

                    Trustee's report in respect of the August 15, 2003 distribution to holders of the PreferredPLUS Certificates Trust Series QWS-2 incorporated herein by reference as
                    Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2003.

               (c)  Exhibits

                    The Registrant hereby files as part of this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                 MERRILL LYNCH DEPOSITOR, INC.

Date: March 30, 2004                             By: /s/ Michael Frank Connor
                                                    ---------------------------
                                                    Name:  Michael Frank Connor
                                                    Title: President