Form 10-K
period 2004-12-31
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SERIES QWS-2
filed 2005-03-29
CIK 1163519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-K

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                            -------------------------

         For the fiscal year ended:             Commission file number:
           December 31, 2004                            001-16833

                          MERRILL LYNCH DEPOSITOR, INC.
                 (ON BEHALF OF PREFERREDPLUS TRUST SERIES QWS-2)
             (Exact name of registrant as specified in its charter)

              DELAWARE                               13-3891329
           (State or other                       (I. R. S. Employer
           jurisdiction of                       Identification No.)
           incorporation)


          WORLD FINANCIAL CENTER,                     10080
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

              None.

ITEM 3.       LEGAL PROCEEDINGS

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

              Not Applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

ITEM 9A.      CONTROLS AND PROCEDURES

              The Registrant has procedures so as to provide reasonable assurance that its future Exchange Act filings will be filed within the applicable time periods.

ITEM 9B.      OTHER INFORMATION

              None.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

              (a) Securities Authorized For Issuance Under Equity Compensation Plans: None.

              (b)    Security Ownership Of Certain Beneficial Owners: None.

              (c)    Security Ownership Of Management: Not Applicable.

              (d)    Changes In Control: None.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              None.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

              Not Applicable.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

              (a)(1)   Financial Statements: Not Applicable

              (a)(2)   Financial Statement Schedules: Not
                       Applicable

              (a)(3)   List of Exhibits

              The following exhibits are filed as part of, and incorporated by reference into this Annual Report on Form 10-K:

                       31.1     Certification of President of
                                Registrant dated March 29, 2005,
                                pursuant to Rules 13a-14 and 15d-14
                                under the Securities Exchange Act
                                of 1934, as adopted pursuant to
                                Section 302 of the Sarbanes-Oxley
                                Act of 2002, with respect to the
                                Registrant's Annual Report on Form
                                10-K for the year ended December
                                31, 2004.

                       99.1     Trustee's Annual Compliance
                                Certificate dated March 24, 2005.

                       99.2     Report of Deloitte & Touche LLP,
                                Independent Registered Public
                                Accounting Firm dated March 25,
                                2005, Registrant's Assertion on
                                Compliance with PPLUS Minimum
                                Servicing Standards dated March 25,
                                2005 and PPLUS Minimum Servicing
                                Standards.

                       99.3     Report of Ernst & Young LLP,
                                Independent Registered Public
                                Accounting Firm dated March 14,
                                2005, The Bank of New York's
                                Assertion on Compliance with PPLUS
                                Minimum Servicing Standards dated
                                March 14, 2005 and PPLUS Minimum
                                Servicing Standards.

              (b)      Exhibits

                       The Registrant hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

              (c)      Financial Statement Schedules

                       Not applicable.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  MERRILL LYNCH DEPOSITOR, INC.

Date: March 29, 2005              By: /s/ Stephan Kuppenheimer
                                      -----------------------------------
                                      Name: Stephan Kuppenheimer
                                      Title: President